Form 10-K
period 2003-03-31
NISSAN AUTO RECEIVABLES 2003-A OWNER TRUST
filed 2003-06-27
CIK 1220460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE NOT REQUIRED)

For the period February 26, 2003 (commencement of operations) through March 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to _________________________

Commission file number 333-87970

Nissan Auto Receivables Corporation II
on behalf of Nissan Auto Receivables 2003-A Owner Trust
(Exact name of registrant as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California 90502
(Address of principal executive offices)

(310) 719-8583
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes _X_ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. _X_

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.) None

PART I

Item 1. BUSINESS.

This Annual Report on Form 10-K is being filed by Nissan Auto Receivables Corporation II ("NARC II"), on behalf of the Nissan Auto Receivables 2003-A Owner Trust (the "Trust"), a Delaware statutory trust formed pursuant to a trust agreement, dated as of October 4, 2002, between NARC II, as Seller (the "Seller"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). Reference is further made to the Indenture, dated as of February 26, 2003, among the Trust, as issuer, and Wells Fargo Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee", together with the Owner Trustee, the "Trustees"), providing for the issuance by the Trust of notes entitled "Nissan Auto Receivables 2003-A Owner Trust 1.30000% Asset Backed Notes, Class A-1" (the "Class A-1 Notes"), "Nissan Auto Receivables 2003-A Owner Trust 1.45000% Asset Backed Notes, Class A-2" (the "Class A-2 Notes"), "Nissan Auto Receivables 2003-A Owner Trust 1.89000% Asset Backed Notes, Class A-3" (the "Class A-3 Notes") and "Nissan Auto Receivables 2003-A Owner Trust 2.61000% Asset Backed Notes, Class A-4" (the "Class A-4 Notes", together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with, in part, the letter, dated June 28, 1996 (the "No-Action Letter"), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.

Item 2. PROPERTIES.

The following table sets forth the aggregate information of the Trust for the period from February 26, 2003 through March 31, 2003 (Dollars in thousands). The aggregate information has been reported on an accrual basis. Therefore, cash activity for the month of March 2003, which was subsequently settled on April 15, 2003, is included.

Distributions Allocable to Principal	$97,189
Distributions Allocable to Income	$3,809
Amounts Received from the Yield Supplement Account Distributed as Income	$5
Servicing Fees Paid to Servicer (NMAC)	$2,806
Class A-1 Notes Percentage of Servicing Fees	24.27%
Class A-2 Notes Percentage of Servicing Fees	21.50%
Class A-3 Notes Percentage of Servicing Fees	32.25%
Class A-4 Notes Percentage of Servicing Fees	16.67%
Certificates Percentage of Servicing Fees	5.32%
Additional Servicing Compensation Paid to Servicer (NMAC)	$0.00
Gross Losses	$(338)
Principal Recoveries of Defaulted Receivables	$0.00

Average Rate and Percentages for the period from February 26, 2003 through March 31, 2003:

Average Net Loss Ratio (including repossessions)	0.12%

	Number of Delinquent Accounts	Dollar Amount of Delinquent Accounts
31-60 Days Delinquent	407	$7,012
61-90 Days Delinquent	35	$598
91 Days or More Delinquent	0	$0

Item 3. LEGAL PROCEEDINGS.

Nothing to report.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All Notes issued by the Trust are registered in the name of Cede & Co. Within the meaning of the No-Action Letter, the number of "holders of record" of the Notes as of March 31, 2003, was 92.

There is no established public trading market for the Notes.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of documents filed as part of the Annual Report:

The exhibits listed on the accompanying Exhibit Index on page 6 are filed as part of this report.

(b) Reports on Form 8-K:

The Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to noteholders on March 31, 2003 for the month ended February 28, 2003, and on April 28, 2003 for the month ended March 31, 2003. Included in each such Form 8-K report, as Exhibit 99.1, was the monthly servicing report for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2003

NISSAN AUTO RECEIVABLES 2003-A OWNER TRUST
BY: NISSAN AUTO RECEIVABLES CORPORATION II
By: /s/ Joji Tagawa
Joji Tagawa Treasurer

CERTIFICATION PURSUANT TO SECTION 302(A)
OF THE SARBANES-OXLEY ACT OF 2002

I, Joji Tagawa, certify that:

      I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Nissan Auto Receivables 2003-A Owner Trust;

      Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

      Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar agreement, for inclusion in these reports, is included in these reports;

      I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

      The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement that is included in these reports.

June 27, 2003

By: /s/ Joji Tagawa
Joji Tagawa Treasurer Nissan Auto Receivables Corporation II

EXHIBIT INDEX
Exhibit No.	Description	Sequentially Numbered Page
99.1	Report of Independent Accountants and Management's Assertion on Compliance with Nissan Motor Acceptance's Established Minimum Servicing Standards for Automobile Loans	7
99.2	Officer's Certificate of the Servicer Regarding Compliance, dated as of March 31, 2003	11

Exhibit 99.1

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Nissan Motor Acceptance Corporation

We have examined management's assertion that Nissan Motor Acceptance Corporation (the "Company") has complied as of March 31, 2003 and for the period from February 26, 2003 (commencement of operations) to March 31, 2003 with its established minimum servicing standards described in the accompanying Management's Assertion, dated June 6, 2003, relating to automobile loans serviced by the Company for the Nissan Auto Receivables 2003-A Owner Trust. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards relating to automobile loans serviced by the Company for the Nissan Auto Receivables 2003-A Owner Trust as of March 31, 2003 and for the period from February 26, 2003 (commencement of operations) to March 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

Costa Mesa, California

June 6, 2003

MANAGEMENT'S ASSERTION

June 6, 2003

Deloitte & Touche LLP

695 Town Center Drive, Suite 1200

Costa Mesa, CA 92626

As of March 31, 2003 and for the period from February 26, 2003 (commencement of operations) to March 31, 2003, Nissan Motor Acceptance Corporation (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards relating to automobile loans serviced by the Company for the Nissan Auto Receivables 2003-A Owner Trust as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing automobile loans.
/s/ Steve Lambert
Steve Lambert - President
/s/ Joji Tagawa
Joji Tagawa - Treasurer
/s/ Anthony Wall
Anthony Wall - Director, Accounting and Reporting

APPENDIX I

NISSAN MOTOR ACCEPTANCE CORPORATION'S MINIMUM SERVICING STANDARDS FOR AUTOMOBILE LOANS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    be mathematically accurate;

    be prepared within forty-five (45) calendar days after the cutoff date;

    be reviewed and approved by someone other than the person who prepared the reconciliation; and

    document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a borrower's account and an advance is specified in the investor's servicing agreement.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

II. PAYMENTS

    Payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    Payments made in accordance with the borrower's automobile loan documents shall be posted to the applicable borrower's records within two business days of receipt.

    Payments shall be allocated to principal, interest or other items in accordance with the borrower's automobile loan documents.

    Payments identified as payoffs shall be allocated in accordance with the borrower's automobile loan documents.

III. DISBURSEMENTS

    Disbursements made via wire transfer on behalf of a borrower or investor shall be made only by authorized personnel.

    Disbursements made on behalf of a borrower or investor shall be posted within two business days to the borrower's or investor's records maintained by the servicing entity.

    Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks, or other form of payment, or custodial bank statements.

IV. INVESTOR ACCOUNTING AND REPORTING

    Monthly investor reports are sent to the indenture trustee on a monthly basis listing the total unpaid principal balance and number of automobile loans serviced.

V. AUTOMOBILE LOAN ACCOUNTING

    The servicing entity's automobile loan records shall agree with, or reconcile to, the records of borrower with respect to the unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

    Records documenting collection efforts shall be maintained during the period an automobile loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent automobile loans including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

Exhibit 99.2

NISSAN MOTOR ACCEPTANCE CORPORATION

OFFICER'S CERTIFICATE

The undersigned, Joji Tagawa, Treasurer of NISSAN MOTOR ACCEPTANCE CORPORATION, a California corporation (the "Company"), does hereby certify, in his capacity as such corporate officer, as follows:

(1) The undersigned has caused a review of the activities of the Company, in its capacity as Servicer, during the period February 26, 2003 through March 31, 2003, and of its performance pursuant to that certain Sale and Servicing Agreement, dated as of February 26, 2003 (the "Agreement"), by and among the Company, Nissan Auto Receivables Corporation II, as Seller, and Nissan Auto Receivables 2003-A Owner Trust, as Issuer, to be conducted under his supervision; and

(2) To the best of the undersigned's knowledge, based upon such review, the Company has fulfilled all of its obligations under the Agreement for the period February 26, 2003 through March 31, 2003.

This Officer's Certificate is being furnished to Wilmington Trust Company, as Owner Trustee, Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, Standard & Poor's Ratings Services and Moody's Investors Service, Inc., as required by Section 4.09(a) of the Agreement.

IN WITNESS WHEREOF, I have set my hand effective as of the 31st day of March, 2003.

By: /s/ Joji Tagawa
Joji Tagawa
Treasurer